Form 10-K
period 2025-12-31
Santander Drive Auto Receivables Trust 2024-1; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2026-03-26
CIK 2004812, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

Item 1117 of Regulation AB. Legal Proceedings.

Wilmington Trust, National Association (“WTNA”), as the owner trustee, has provided the following information:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Each of Santander Consumer USA Inc., Santander Bank, N.A. and Citibank, N.A. (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements

Santander Consumer USA Inc. and Santander Bank, N.A. have each been identified by the issuing entity as the servicers with respect to the asset pool held by the issuing entity. Each of Santander Consumer USA Inc. and Santander Bank, N.A. have completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such party. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

3.1	Certificate of Formation of Santander Drive (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-284121) with the Securities and Exchange Commission on January 3, 2025)

3.2	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-261901) with the Securities and Exchange Commission on December 27, 2021)

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-261901) with the Securities and Exchange Commission on December 27, 2021)

4.1	Indenture, dated as of January 18, 2024, between Santander Drive Auto Receivables Trust 2024-1, as issuer (the “Issuer”), and Citibank, N.A., as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

10.1	Purchase Agreement, dated as of January 18, 2024, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

10.2	Sale and Servicing Agreement, dated as of January 18, 2024, among the Issuer, Santander Drive, Santander Bank, N.A. (“SBNA”), as servicer (as successor to SC) and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

10.3	Administration Agreement, dated as of January 18, 2024, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8 K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

10.4	Amended and Restated Trust Agreement, dated as of January 18, 2024, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer (the “Owner Trustee”) (incorporated by reference to Exhibit 10.4 of Form 8 K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

10.5	Asset Representations Review Agreement, dated as of January 18, 2024, among the Issuer, SC, as sponsor, SBNA, as servicer (as successor to SC), and Clayton Fixed Income Services, LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on January 18, 2024)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC and SBNA)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Citibank, N.A.)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC and SBNA)

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP with respect to Citibank, N.A.)

35.1	Servicer Compliance Statement (SC)

35.2	Servicer Compliance Statement (SBNA)

99.1	Omnibus Amendment to Sale and Servicing Agreement, Amended and Restated Trust Agreement and Indenture, dated as of March 27, 2025, between the Issuer, Santander Drive, SC, the Owner Trustee and the Indenture Trustee (incorporated by reference to Exhibit 99.1 on Form 8-K filed by the Issuer (Commission File No. 333-261901-14) with the Securities and Exchange Commission on April 1, 2025)

(c)	Not Applicable.

Item 16.	Form 10-K Summary

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

Date: March 26, 2026

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization ofthe depositor)